Form 10QSB
period 2003-09-30
FOUNDATION CAPITAL PARTNER II LLLP
filed 2003-11-10
CIK 1237540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003.

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________.

Commission File Number:  333-105923-01

FOUNDATION CAPITAL PARTNERS II, LLLP
(Exact Name of Small Business Issuer as Specified in Its Charter)

Georgia (State or Other Jurisdiction of Incorporation or Organization)	58-2580180 (I.R.S. Employer Identification No.)

1430 Lelia Drive Jackson, Mississippi 39216
(Address of Principal Executive Offices)

(601) 321-1800
(Issuer's Telephone Number, Including Area Code)

__________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Transitional Small Business Disclosure Format (check one): YES  ☐   NO   ☒

FORWARD-LOOKING STATEMENTS

          The matters discussed in this Quarterly Report on Form 10-QSB include "forward-looking statements" about the plans, strategies, objectives, goals or expectations of Foundation Capital Partners II, LLLP ("FCPII"). You can identify these forward-looking statements by words or phrases indicating that FCPII or its general partner, Foundation Capital Resources, Inc. ("Foundation Capital"), "expects," "anticipates," "projects," "plans," "believes," "estimates," or "intends" that a particular occurrence "will," "may," "could," "should" or "will likely" result or that a particular event "will," "may," "could," "should" or "will likely" occur in the future, or similarly stated expectations. Accounting estimates, such as those described under the heading "Critical Accounting Policies" in Item 2 of this Form 10-QSB, are inherently forward-looking.

          Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We believe that assumptions underlying the forward-looking statements are reasonable; however, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this Form 10-QSB, you should not regard forward-looking statements as our representation that we will achieve any strategy, objectives or other plans, and you should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report.

          In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this Quarterly Report and other documents filed with the Securities and Exchange Commission, there are many important factors that could cause actual results to differ materially from those set forth in forward-looking statements. Some of these factors include: changes in interest rates; changes in prepayment or borrower default rates; our ability to make additional loans, or to do so on favorable terms; the availability of financing and, if available, the terms of any financing; changes in government regulations affecting our business; the ability of Foundation Capital to maintain its qualification as a real estate investment trust, or "REIT," for federal income tax purposes; and risks associated with investing in mortgages and bond-collateralized loans, including changes in business conditions and the general economy.

          This section is intended to provide meaningful cautionary statements for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. This should not be construed as a complete list of all economic, competitive, governmental, technological and other factors that could adversely affect our expected financial position, results of operations or liquidity. We undertake no obligation to update or revise our forward-looking statements to reflect developments that occur or information obtained after the date of this Quarterly Report.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Foundation Capital Partners II, LLLP
Balance Sheets
September 30, 2003 and December 31, 2002

	September 30, 2003 (Unaudited)	December 31, 2002
Assets
Cash and cash equivalents	$404,660	$4,390,206
Accounts receivable	13,000	7,012
Due from affiliates	318,469	1,275,542
Interest receivable	1,248,470	776,230
Loans receivable, net of allowance for loan losses and unamortized discounts of $1,043,746 and $909,991 at September 30, 2003 and December 31, 2002, respectively	84,324,849	65,064,047
Held-to-maturity securities	62,637	60,994
Other	5,911	-

Total assets	$86,377,996	$71,574,032

Liabilities and Partners' Equity

Liabilities
Accounts payable and accrued expenses	$55,752	$23,460

Total liabilities	55,752	23,460

Partners' Equity	86,322,244	71,550,572

Total liabilities and partners' equity	$86,377,996	$71,574,032

See Notes to Financial Statements

Foundation Capital Partners II, LLLP
Statements of Operations
For the Three and Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	Three Months Ended 2003	Three Months Ended 2002	Nine Months Ended 2003	Nine Months Ended 2002

Interest Income
Loans	$1,740,081	$845,363	$4,780,864	$2,220,391
Held-to-maturity securities	1,176	582	24,632	582
Deposits with banks	5,063	77,218	22,601	194,133
Total interest income	1,746,320	923,163	4,828,097	2,415,106

Provision for Loan Losses	15,890	-	26,811	-

Interest Income After Provision for Loan Losses	1,730,430	923,163	4,801,286	2,415,106

Other Income	-	-	-	-
	1,730,430	923,163	4,801,286	2,415,106

Other Expenses	262,100	104,280	674,712	192,200

Income Before Preferred Payments to Limited Partners	1,468,330	818,883	4,126,574	2,222,906

Preferred Payments to Limited Partners	-	1,029,174	-	2,741,118

Net Income (Loss)	$1,468,330	$(210,291)	$4,126,574	$(518,212)

See Notes to Financial Statements

Foundation Capital Partners II, LLLP
Statements of Cash Flows
For the Nine Months Ended September 30, 2003 and 2002
(Unaudited)

Operating Activities	2003	2002
Net income (loss)	$4,126,574	$(518,212)
Items not requiring (providing) cash
Provision for loan losses	26,811	-
Accretion of discounts on loans and held-to-maturity securities	(103,317)	(178,331)
Amortization of deferred origination fees	99,635	211,110
Changes in
Interest receivable	(472,240)	(232,208)
Other assets	945,176	(350,563)
Accounts payable and accrued expenses	32,291	-

Net cash provided by (used in) operating activities	4,654,930	(1,068,204)

Investing Activities
Origination of loans	(33,708,022)	(21,286,255)
Proceeds from principal payments on loans	9,965,353	6,369,757
Proceeds from sale of loans	4,458,738	-
Purchases of held-to-maturity securities	(1,643)	(46,750)

Net cash used in investing activities	(19,285,574)	(14,963,249)

Financing Activities
Partner contributions	14,446,205	22,997,041
Distribution to partners	(3,801,107)	-

Net cash provided by financing activities	10,645,098	22,997,041

Increase (Decrease) in Cash and Cash Equivalents	(3,985,546)	6,965,589

Cash and Cash Equivalents, Beginning of Period	4,390,206	2,292,140

Cash and Cash Equivalents, End of Period	$404,660	$9,257,729

See Notes to Financial Statements

Foundation Capital Partners II, LLLP
Notes to Financial Statements
(Unaudited)

Note 1:     Basis of Presentation

The accompanying unaudited interim financial statements of Foundation Capital Partners II, LLLP ("FCPII") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of FCPII for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three months ended September 30, 2003 and 2002, and the nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the full year.

Certain information and note disclosures normally included in FCPII's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2002 and notes thereto which are contained in the Form S-11 Registration Statement of FCPII, Foundation Capital Resources, Inc. ("Foundation Capital") and Foundation Capital Partners I, LLLP ("FCPI") filed with the Securities and Exchange Commission on October 14, 2003.

Nature of Operations

FCPII was formed as a Georgia limited liability partnership to invest primarily in the work of churches and other nonprofit organizations by making mortgage loans to such entities and to acquire indebtedness secured by mortgages issued by such entities. FCPII's general partner, Foundation Capital, plans to qualify as an infinite life real estate investment trust (a "REIT") for its fiscal year ending December 31, 2003, in accordance with the requirements of the Internal Revenue Code of 1986, as amended.

FCPII will be operated as what is commonly referred to as a Down REIT, once Foundation Capital attains REIT status. FCPII and FCPI (collectively, the "Limited Partnerships") are recorded as minority interest on Foundation Capital's consolidated balance sheet since, as the sole general partner, Foundation Capital effectively controls the Limited Partnerships.

Note 2:     Limited Partnership Agreement Revisions

During the first quarter of 2003, FCPII revised its limited partnership agreement. Payments to the limited partners are no longer considered guaranteed payments and expensed on the statements of operations, but rather are treated as distributions to the limited partners, payable if and when dividends are declared on Foundation Capital's common stock.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

          FCPII was formed to invest primarily in the work of churches and other nonprofit organizations by making mortgage loans to such entities and to acquire indebtedness secured by mortgages issued by such entities. FCPII's general partner, Foundation Capital, plans to qualify as a REIT for its fiscal year ending December 31, 2003, in accordance with the requirements of the Internal Revenue Code of 1986, as amended. The term of the partnership shall continue until December 31, 2050, unless sooner dissolved in accordance with the provisions of the limited partnership agreement.

          Foundation Capital is the sole general partner of FCPII and effectively controls both FCPII and a related limited partnership, FCPI. FCPI operates in a manner similar to FCPII. The primary limited partner of FCPII is Ministers' Benefit Association ("MBA"), an entity managed by Assemblies of God Financial Services Group, which controls a majority of the stock of Foundation Capital. MBA receives payments at rates determined by the Board of Directors of Foundation Capital.

          Foundation Capital is exploring a transaction that would result in the consolidation of FCPI and FCPII with and into Foundation Capital by merger or other type of transaction. The terms and timing of such a transaction have not yet been determined. Such a transaction would be subject to approval by Foundation Capital's Board of Directors and possibly its shareholders, as well as approval by the limited partners of FCPI and FCPII.

Critical Accounting Policies

          This Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon FCPII's financial statements and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. On an on-going basis, management evaluates its estimates and judgments.

          Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates. If actual results are different than management's judgments and estimates, FCPII's financial results could change, and such change could be material to FCPII.

          Material estimates and judgments that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

          FCPII has identified the following critical accounting policies and significant estimates and judgments below as critical to its business operations and the understanding of its results of operations. For a detailed discussion on the application of these significant estimates and judgments and our accounting policies, also see Note 1 of the Consolidated Financial Statements included in Foundation Capital's Annual Report on Form 10-KSB for year ended December 31, 2002.

          Loans Receivable

          Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on loans collateralized by church bonds.

          Discounts and premiums on loans collateralized by church bonds are amortized to income using the interest method over the remaining period to maturity.

          Interest on loans receivable is included in income when earned on the accrual basis. The accrual of interest is discontinued and any previously accrued interest is reversed, when, in the opinion of management, the full timely collection of principal and interest is in doubt. Interest is recognized for impaired loans only upon receipt, and only after all principal amounts are current according to the terms of the contract.

          Allowance for Loan Losses

          The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

          The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

          A loan is considered impaired when, based on current information and events, it is probable that FCPII will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

          Loans not evaluated for impairment on an individual basis are collectively evaluated for impairment, and losses are estimated based on management's evaluation of the portfolio and consideration of other factors, such as past due trends, historical charge-off ratios of entities with similar loan portfolio characteristics and other factors.

          The above listing is not intended to be a comprehensive list of all of our estimates and judgments or accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited financial statements and notes thereto which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

Financial Condition

          Allowance for Loan Losses

          During the nine months ended September 30, 2003, the allowance for loan losses and unamortized discounts increased $133,755, or 14.7%, from $909,991 as of December 31, 2002 to $1,043,746 as of September 30, 2003. This increase was due to an increase in unamortized discounts in the amount of $106,944 and the provision for loan losses of $26,811. No losses on loans have been recognized since FCPII began business in October 2000. No loan loss provisions were recorded during the same period in 2002.

          In November 2001, FCPII made a land acquisition loan to a church in the amount of approximately $517,000. In January 2003, the church became delinquent in its loan payments. On October 23, 2003, following a period of discussions and negotiations, FCPII foreclosed on the property, with a bid price of $570,000, covering principal, interest, late fees and other expenses. Under state law, the borrower has ten days after foreclosure to redeem the property. FCPII believes that this is unlikely to occur. Due to the low loan-to-value percentage (57%), and the proximity of the property to other commercial developments, FCP II believes at this time that the property has resale value which will ultimately make any loss resulting from the sale of this property unlikely.

Results of Operations

          Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

          Interest Income

          Interest income totaled $4,828,097 for the nine months ended September 30, 2003, an increase of $2,412,991, or 99.9%, compared to $2,415,106 for the nine months ended September 30, 2002. This increase in interest income was primarily due to a greater amount of loans receivable that were outstanding during the first three quarters of 2003, as compared to the first three quarters of 2002. During the nine months ended September 30, 2003, FCPII closed 24 new loans totaling approximately $47,617,000, compared to 47 loans totaling approximately $25,165,000 that were closed during the nine months ended September 30, 2002. Loans originated for the nine months ended September 30, 2003 totaled approximately $33,708,000 as compared to approximately $21,286,000 for the nine months ended September 30, 2002. The balance of loans receivable was $84,324,850 at September 30, 2003, compared to $65,064,047 at December 31, 2002.

          Other Expenses

          Other expenses totaled $674,712 for the nine months ended September 30, 2003, an increase of $482,512, or 251.0%, compared to $192,200 for the nine months ended September 30, 2002. This increase in other expenses was due primarily to an increase in management fees of $391,744 resulting from an increase in invested assets, an increase in net loan origination and loan referral fees of $45,778, which was due to the increase in loans made during the period, and an increase in professional fees and insurance expense of $47,582 due primarily to increased regulatory filings and general rate increases.

          Net Income/Loss

          Net income of $4,126,574 for the first three quarters of 2003 reflects an increase of $4,644,786 compared to the net loss of $518,212 for the first three quarters of 2002. This increase in net income resulted primarily from the revision to FCPII's limited partnership agreement discussed below and the increase in interest income discussed above, partially offset by the increase in other expenses discussed above.

          During the first quarter of 2003, FCPII revised its limited partnership agreement so that payments to the limited partners are no longer considered guaranteed payments and expensed on the income statement, but rather are treated as distributions to the limited partners, payable if and when dividends are declared on Foundation Capital's common stock.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

          Interest Income

          Interest income totaled $1,746,320 for the three months ended September 30, 2003, an increase of $823,157, or 89.2%, compared to $923,163 for the three months ended September 30, 2002. This increase in interest income was primarily due to a greater amount of loans receivable that were outstanding during the third quarter of 2003, as compared to the third quarter of 2002. During the three months ended September 30, 2003, FCPII closed five new loans totaling approximately $10,352,000, compared to 29 new loans totaling approximately $14,272,000 closed during the three months ended September 30, 2002.

          Other Expenses

          Other expenses totaled $262,100 for the three months ended September 30, 2003, an increase of $157,820, or 151.3%, compared to $104,280 for the three months ended September 30, 2002. This increase in other expenses was due primarily to an increase in management fees of $139,558 resulting from an increase in invested assets, and an increase in professional fees and insurance expense of $14,353 due primarily to regulatory filings and general rate increases.

          Net Income/Loss

          Net income of $1,468,330 for the third quarter of 2003 reflects an increase of $1,678,621, compared to the net loss of $210,291 for the third quarter of 2002. This increase in net income resulted primarily from the revision to the limited partnership agreement discussed above and the increase in interest income discussed above, partially offset by the increase in other expenses discussed above.

Liquidity and Capital Resources

          FCPII primarily makes and purchases mortgage loans to churches and other nonprofit organizations and invests in mortgage bonds issued by them. FCPII expects that the cash to be generated from the mortgage loans made and acquired by FCPII will be adequate to pay operating expenses and provide distributions to partners. FCPII is not aware of any known trends or uncertainties, other than national economic conditions, which have had or which may be reasonably expected to have a material impact, favorable or unfavorable, on revenues or income from mortgage loans.

          FCPII's income from the mortgage loans made or purchased and bond interest income provides cash flow to FCPII, which it uses to make new mortgage loans or fund distributions to limited partners. FCPII may procure lines of credit with financial institutions, and may draw down on those lines of credit, from time to time, if necessary, to maintain FCPII's liquidity.

          Foundation Capital has filed a Form S-11 Registration Statement with the Securities and Exchange Commission to register $55,000,000 of unsecured debt obligations with terms varying from three to ten years with interest rates currently ranging from 4.35% to 6.20% ("Debt Certificates"). FCPII and FCPI, which have issued guaranties of Foundation Capital's Debt Certificates, were included as co-registrants on the Form S-11 with respect to such guaranties. The Form S-11 Registration Statement was declared effective by the Securities and Exchange Commission on October 16, 2003. As of the date of this Form 10-QSB, Foundation Capital has also received clearance to offer and sell the Debt Certificates in several states. As of November 7, 2003, no Debt Certificates had been sold.

          Net cash provided by operating activities totaled $4,654,930 for the nine months ended September 30, 2003, compared to net cash used of $1,068,204 for the nine months ended September 30, 2002. The $5,723,134 decrease in cash used in operating activities primarily reflects an increase in net income of $4,644,786, an increase in the provision for loan losses of $26,811, a decrease in the accretion of discounts on loans and held-to-maturity securities of $75,014, a decrease of $111,475 in the amortization of deferred origination fees, an increase in other assets of $1,295,739, and a decrease in interest receivable of $240,032.

          Net cash used in investing activities totaled $19,285,574 for the nine months ended September 30, 2003, compared with net cash used in investing activities of $14,963,249 for the nine months ended September 30, 2002. The $4,322,325 increase in net cash used in investing activities was due to an increase in new loans made of $12,421,767, less the $3,595,596 increase in proceeds from principal payments received in the first three quarters of 2003, less proceeds received on the sale of loans of $4,458,738.

          Net cash provided by financing activities totaled $10,645,098 for the nine months ended September 30, 2003, compared with net cash provided by financing activities of $22,997,041 for the nine months ended September 30, 2002. This $12,351,943 decrease in net cash provided by financing activities was due to a decrease in limited partner contributions in the first three quarters of 2003, as compared to the first three quarters of 2002, partially offset by the distribution to partners in 2003.

          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, equipment and commercial real estate.

          At September 30, 2003, FCPII had outstanding commitments to make loans aggregating approximately $10,606,000, all at adjustable rates of interest. The commitments extended over varying periods of time with the majority to be disbursed within a one-year period. At September 30, 2002, FCPII had outstanding commitments to make loans aggregating approximately $19,093,000, all at adjustable rates of interest. The commitments extended over varying periods of time and the majority was disbursed within a one-year period.

Item 3.     Controls and Procedures

          The Chief Executive Officer and Chief Financial Officer of Foundation Capital, which is the general partner of FCPII, have evaluated the effectiveness of FCPII's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"). Based on the evaluation of those controls and procedures required by Rule 13a-15(b), they have concluded that FCPII's disclosure controls and procedures were adequate and effective as of the Evaluation Date. During the last fiscal quarter there was no change in FCPII's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, FCPII's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

          Management is not aware of any pending or threatened litigation against FCPII and FCPII is not a party to any material litigation. From time to time, FCPII is involved in various routine legal proceedings incidental to the conduct of its business.

Item 2.     Changes in Securities and Use of Proceeds

          Foundation Capital has filed a Form S-11 Registration Statement with the Securities and Exchange Commission to register $55,000,000 of unsecured Debt Certificates with terms varying from three to ten years with interest rates currently ranging from 4.35% to 6.20%. Because FCPII and FCPI have issued guaranties of the Debt Certificates, they were included as co-registrants on such Form S-11. The Form S-11 Registration Statement was declared effective by the Securities and Exchange Commission on October 16, 2003. As of the date of this Form 10-QSB, Foundation Capital has also received clearance to offer and sell the Debt Certificates in several states. As of November 7, 2003, no Debt Certificates had been sold.

          During the three months ended September 30, 2003, a total of 133,030 Units of FCPII's limited partnership interests were issued pursuant to the reinvestment by limited partners of $1,330,296. During the nine months ended September 30, 2003, a total of 380,111 Units of FCPII's limited partnership interests were issued pursuant to the reinvestment by limited partners of $3,801,107. These issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

Item 6.     Exhibits and Reports on Form 8-K

          (a)     Exhibits. The following is a list of exhibits filed as part of this quarterly report on Form 10-QSB.

Exhibit Number	Document

3.1*	Certificate of Limited Partnership

3.2*	Second Amended and Restated Agreement of Limited Partnership

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated herein by reference to FCPII's Registration Statement on Form S-11 (Commission File No. 333-105923).

          (b)     Reports on Form 8-K.

                    No reports on Form 8-K were filed during the three months ended September 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUNDATION CAPITAL RESOURCES, INC. General Partner

Date: November 10, 2003	/s/ Bobby D. Ray
Bobby D. Ray, Chief Financial Officer (Principal financial and accounting officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Certificate of Limited Partnership

3.2*	Second Amended and Restated Agreement of Limited Partnership

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to FCPII's Registration Statement on Form S-11 (Commission File No. 333-105923).